Form 10-K
period 2014-12-31
GS Mortgage Securities Trust 2014-GC26
filed 2015-03-31
CIK 1622765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number of Issuing entity: 333-191331-06

Central Index Key Number of the issuing entity: 0001622765
GS Mortgage Securities Trust 2014-GC26
(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158
GS Mortgage Securities Corporation II
(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502
Goldman Sachs Mortgage Company
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761
Cantor Commercial Real Estate Lending, L.P.
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541001
Citigroup Global Markets Realty Corp.
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405 (The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)
Starwood Mortgage Funding I LLC
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001576832
MC-Five Mile Commercial Mortgage Finance LLC
(exact name of the sponsor as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

38-3951634
38-3951635
(I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association
190 S. LaSalle Street, Chicago, IL
Chicago, IL
(Address of principal executive offices of issuing entity)

60603
(Zip Code)

Registrant’s telephone number, including area code: (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not applicable.

EXPLANATORY NOTES

The Twin Cities Premium Outlets Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Twin Cities Premium Outlets Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Twin Cities Premium Outlets Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bank of America Plaza Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date. The Bank of America Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Bank of America Plaza Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the WFRBS 2014-C22 Mortgage Trust transaction, Commission File Number 333-195164-01 (the “WFRBS 2014-C22 Transaction”). This loan combination, including the Bank of America Plaza Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C22 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Fenley Office Portfolio Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date. The Fenley Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Fenley Office Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the CGCMT 2014-GC25 Mortgage Trust transaction, Commission File Number 333-189017-06 (the “CGCMT 2014-GC25 Transaction”). This loan combination, including the Fenley Office Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC25 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association (“Wells Fargo”) is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Bank of America Plaza Mortgaged Loan and the Fenley Office Portfolio Mortgage Loan, and the certificate administrator of the Bank of America Plaza Mortgage Loan. Thus, Wells Fargo is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Wells Fargo is the custodian for the Bank of America Plaza Mortgage Loan, which when combined with its other capacities described in the preceding paragraph, means that Wells Fargo is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessment of compliance with applicable servicing criteria and accountants’ attestation report delivered by Wells Fargo in such capacity is listed in the Exhibit Index.

Pentalpha Surveillance LLC (“Pentalpha”) is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the trust advisor of the Bank of America Plaza Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 5% of the asset pool of the issuing entity as of its cut-off date. As a result, Pentalpha is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha in the capacities described above are listed in the Exhibit Index.

Citibank, N.A. (“Citibank”) is an affiliate of Citibank Global Markets Realty Corp., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Citibank pursuant to Item 1123. Because Citibank is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountant’s attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Citibank under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant’s attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and the primary servicer with respect to the Bank of America Plaza Mortgage Loan and the Fenley Office Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are servicers for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets - Financial Information.
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) or Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments - Financial Information.
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 or Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee and certificate administrator, Wells Fargo Bank, as certificate administrator, and Citibank, N.A., as Certificate Administrator:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Citibank, N.A. (“Citibank”) is acting as Certificate Administrator of this CMBS transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. One such proceeding was a civil action filed against Citibank in the Supreme Court of the State of New York on June 18, 2014 by a group of investors in 48 private-label RMBS trusts for which Citibank serves or did serve as trustee, asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private label RMBS trusts for which Citibank serves as trustee filed a new civil action against Citibank in the Southern District of New York asserting similar claims as the prior action filed in state court.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and intends to vigorously defend against the litigation. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on December 8, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Bank of America Plaza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C22 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2014-C22 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the for the WFRBS 2014-C22 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Fenley Office Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC25 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2014-GC25 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the for the CGCMT 2014-GC25 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4.1 Pooling and Servicing Agreement, dated as of December 1, 2014, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, CWCapital Asset Management LLC, as Cypresswood Court Shopping Center special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

4.2 Pooling and Servicing Agreement, dated as of September 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB Master Servicer, NCB, FSB, as NCB Special Servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Pentalpha Surveillance LLC, as trust advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 in connection with the WFRBS 2014-C22 Transaction and incorporated by reference herein)

4.3 Pooling and Servicing Agreement, dated as of October 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Citibank, N.A., as certificate administrator and custodian, and Park Bridge Services LLC, as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 in connection with the CGCMT 2014-GC25 Transaction and incorporated by reference herein)

10.1 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

10.5 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

31. Rule 15(d) - 14(d) Certifications.

33. Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as General Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 Pentalpha Surveillance LLC, as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Wells Fargo Bank, National Association, as Primary Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as General Special Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.2)
33.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.3)
33.10 Pentalpha Surveillance LLC, as Operating Advisor for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC, as Servicing Function Participant for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.6)
33.13 Wells Fargo Bank, National Association, as Primary Servicer for the Bank of America Plaza Mortgage Loan (see Exhibit 33.1)
33.14 Wells Fargo Bank, National Association, as Certificate Administrator for the Bank of America Plaza Mortgage Loan
33.15 Wells Fargo Bank, National Association, as Custodian for the Bank of America Plaza Mortgage Loan
33.16 Pentalpha Surveillance LLC, as Trust Advisor for the Bank of America Plaza Mortgage Loan (see Exhibit 33.4)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Bank of America Plaza Mortgage Loan (see Exhibit 33.5)
33.18 National Tax Search, LLC, as Servicing Function Participant for the Bank of America Plaza Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Primary Servicer for the Fenley Office Portfolio Mortgage Loan (see Exhibit 33.1)
33.20 Citibank, N.A., as Certificate Administrator for the Fenley Office Portfolio Mortgage Loan
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan (see Exhibit 33.5)
33.22 National Tax Search, LLC, as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan (see Exhibit 33.6)

34. Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as General Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 Pentalpha Surveillance LLC, as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 Wells Fargo Bank, National Association, as Primary Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as General Special Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.2)
34.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.3)
34.10 Pentalpha Surveillance LLC, as Operating Advisor for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC, as Servicing Function Participant for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.6)
34.13 Wells Fargo Bank, National Association, as Primary Servicer for the Bank of America Plaza Mortgage Loan (see Exhibit 34.1)
34.14 Wells Fargo Bank, National Association, as Certificate Administrator for the Bank of America Plaza Mortgage Loan
34.15 Wells Fargo Bank, National Association, as Custodian for the Bank of America Plaza Mortgage Loan
34.16 Pentalpha Surveillance LLC, as Trust Advisor for the Bank of America Plaza Mortgage Loan (see Exhibit 34.4)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Bank of America Plaza Mortgage Loan (see Exhibit 34.5)
34.18 National Tax Search, LLC, as Servicing Function Participant for the Bank of America Plaza Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Primary Servicer for the Fenley Office Portfolio Mortgage Loan (see Exhibit 34.1)
34.20 Citibank, N.A., as Certificate Administrator for the Fenley Office Portfolio Mortgage Loan
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan (see Exhibit 34.5)
34.22 National Tax Search, LLC, as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan (see Exhibit 34.6)

35. Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as General Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 35.1)
35.5 LNR Partners, LLC, as General Special Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 35.2)
35.6 U.S. Bank National Association, as Certificate Administrator for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Bank of America Plaza Mortgage Loan
35.8 Wells Fargo Bank, National Association, as Certificate Administrator for the Bank of America Plaza Mortgage Loan
35.9 Wells Fargo Bank, National Association, as Primary Servicer for the Fenley Office Portfolio Mortgage Loan
35.10 Citibank, N.A., as Certificate Administrator for the Fenley Office Portfolio Mortgage Loan

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GS Mortgage Securities Corporation II
(Depositor)

/s/ J. Theodore Borter
Name: J. Theodore Borter, President
(senior officer in charge of securitization of the depositor)

Date:	March 30, 2015

Exhibit No.

(1) Not applicable
(2) Not applicable
(3) See below

4.1 Pooling and Servicing Agreement, dated as of December 1, 2014, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, CWCapital Asset Management LLC, as Cypresswood Court Shopping Center special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

4.2 Pooling and Servicing Agreement, dated as of September 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB Master Servicer, NCB, FSB, as Special Servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Pentalpha Surveillance LLC, as trust advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 in connection with the WFRBS 2014-C22 Transaction and incorporated by reference herein)

4.3 Pooling and Servicing Agreement, dated as of October 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Citibank, N.A., as certificate administrator and custodian, and Park Bridge Services LLC, as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 in connection with the CGCMT 2014-GC25 Transaction and incorporated by reference herein)

10.1 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

10.5 Mortgage Loan Purchase Agreement, dated as of December 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on December 8, 2014 and incorporated by reference herein)

31. Rule 15(d) - 14(d) Certifications.

33. Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as General Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 Pentalpha Surveillance LLC, as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Wells Fargo Bank, National Association, as Primary Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as General Special Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.2)
33.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.3)
33.10 Pentalpha Surveillance LLC, as Operating Advisor for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC, as Servicing Function Participant for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 33.6)
33.13 Wells Fargo Bank, National Association, as Primary Servicer for the Bank of America Plaza Mortgage Loan (see Exhibit 33.1)
33.14 Wells Fargo Bank, National Association, as Certificate Administrator for the Bank of America Plaza Mortgage Loan
33.15 Wells Fargo Bank, National Association, as Custodian for the Bank of America Plaza Mortgage Loan
33.16 Pentalpha Surveillance LLC, as Trust Advisor for the Bank of America Plaza Mortgage Loan (see Exhibit 33.4)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Bank of America Plaza Mortgage Loan (see Exhibit 33.5)
33.18 National Tax Search, LLC, as Servicing Function Participant for the Bank of America Plaza Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Primary Servicer for the Fenley Office Portfolio Mortgage Loan (see Exhibit 33.1)
33.20 Citibank, N.A., as Certificate Administrator for the Fenley Office Portfolio Mortgage Loan
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan (see Exhibit 33.5)
33.22 National Tax Search, LLC, as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan (see Exhibit 33.6)

34. Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as General Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 Pentalpha Surveillance LLC, as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 Wells Fargo Bank, National Association, as Primary Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as General Special Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.2)
34.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.3)
34.10 Pentalpha Surveillance LLC, as Operating Advisor for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC, as Servicing Function Participant for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 34.6)
34.13 Wells Fargo Bank, National Association, as Primary Servicer for the Bank of America Plaza Mortgage Loan (see Exhibit 34.1)
34.14 Wells Fargo Bank, National Association, as Certificate Administrator for the Bank of America Plaza Mortgage Loan
34.15 Wells Fargo Bank, National Association, as Custodian for the Bank of America Plaza Mortgage Loan
34.16 Pentalpha Surveillance LLC, as Trust Advisor for the Bank of America Plaza Mortgage Loan (see Exhibit 34.4)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Bank of America Plaza Mortgage Loan (see Exhibit 34.5)
34.18 National Tax Search, LLC, as Servicing Function Participant for the Bank of America Plaza Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Primary Servicer for the Fenley Office Portfolio Mortgage Loan (see Exhibit 34.1)
34.20 Citibank, N.A., as Certificate Administrator for the Fenley Office Portfolio Mortgage Loan
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan (see Exhibit 34.5)
34.22 National Tax Search, LLC, as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan (see Exhibit 34.6)

35. Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as General Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 35.1)
35.5 LNR Partners, LLC, as General Special Servicer for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 35.2)
35.6 U.S. Bank National Association, as Certificate Administrator for the Twin Cities Premium Outlets Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Bank of America Plaza Mortgage Loan
35.8 Wells Fargo Bank, National Association, as Certificate Administrator for the Bank of America Plaza Mortgage Loan
35.9 Wells Fargo Bank, National Association, as Primary Servicer for the Fenley Office Portfolio Mortgage Loan
35.10 Citibank, N.A., as Certificate Administrator for the Fenley Office Portfolio Mortgage Loan

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not Applicable.

EX-31 Rule 13a-14(d)/15d-14(d) Certifications.

I, J. Theodore Borter, certify that:

1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the GS Mortgage Securities Trust 2014-GC26 (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as General Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian, Pentalpha Surveillance LLC, as Operating Advisor, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, National Tax Search, LLC, as Servicing Function Participant, Wells Fargo Bank, National Association, as Primary Servicer for the Bank of America Plaza Mortgage Loan, CWCapital Asset Management, LLC, as Special Servicer for the Bank of America Plaza Mortgage Loan, Wilmington Trust, National Association, as Trustee for the Bank of America Plaza Mortgage Loan, Wells Fargo Bank, National Association, as Certificate Administrator for the Bank of America Plaza Mortgage Loan, Wells Fargo Bank, National Association, as Custodian for the Bank of America Plaza Mortgage Loan, Pentalpha Surveillance LLC, as Trust Advisor for the Bank of America Plaza Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Bank of America Plaza Mortgage Loan, National Tax Search, LLC, as Servicing Function Participant for the Bank of America Plaza Mortgage Loan, Wells Fargo Bank, National Association, as Primary Servicer for the Fenley Office Portfolio Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Fenley Office Portfolio Mortgage Loan, Deutsche Bank Trust Company Americas, as Trustee for the Fenley Office Portfolio Mortgage Loan, Citibank, N.A., as Certificate Administrator and Custodian for the Fenley Office Portfolio Mortgage Loan, Park Bridge Lender Services LLC, as Operating Advisor for the Fenley Office Portfolio Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan, and National Tax Search, LLC, as Servicing Function Participant for the Fenley Office Portfolio Mortgage Loan.

Dated: March 30, 2015

/s/ J. Theodore Borter

President
(senior officer in charge of securitization of the depositor)